Form 10-Q
period 2012-04-30
LUCY'S WATER WORLD INC
filed 2012-09-05
CIK 1539447

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Lucy’s Water World
(Exact name of registrant as specified in its charter)
Lucy’s Water World Inc No. 39 Shuangyu St, Houshayu, Shunyi District Arcadia Villa # 707, Beijing, China 101318 Our telephone number is (775-232-1950) and our fax is 775-201-8331
(Company address)

Nevada	45-354023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Agent For Service: Howtogopublic.com 18124 Wedge Pkwy, Ste 1050 Reno, NV 89511 Phone: +1 (775) 851-7397 Fax: +1 (775) 201-8331
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,000,000 common shares issued and outstanding as of September 5, 2012

PART I

ITEM 1.  FINANCIAL STATEMENT

LUCY’S WATER WORLD, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

APRIL 30, 2012

LUCY’S WATER WORLD, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

APRIL 30, 2012

Balance Sheets as of April 30, 2012 and October 31, 2011 (unaudited)	F - 1

Statements of Operations for the three and six months ended April 30, 2012 and the period from September 14, 2011 (Date of Inception) to April 30, 2012 (unaudited)	F - 2

Statement of Stockholders’ Equity as of April 30, 2012 (unaudited)	F - 3

Statement of Cash Flows for e months ended April 30, 2012 and the period from September 14, 2011 (Date of Inception) to April 30, 2012 (unaudited)	F – 4

Notes to Financial Statements	F - 5 – F - 8

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF APRIL 30, 2012 AND OCTOBER 31, 2011

	April 30, 2012	October 31, 2011
ASSETS
Current Assets
Cash and equivalents	$4,256	$3,989
Stock subscription receivable	0	6,000
Total Current Assets	4,256	9,989

TOTAL ASSETS	$4,256	$9,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$600	$0
Due to officer	0	0
Total Liabilities	600	0

Stockholders’ Equity
Common Stock, $.001 par value, 75,000,000 shares authorized, 51,000,000 shares issued and outstanding	51,000	51,000
Additional paid-in capital	9,000	9,000
Stock subscription receivable	(36,201)	(36,201)
Deficit accumulated during the development stage	(20,143)	(13,810)
Total Stockholders’ Equity	3,656	9,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,256	$9,989

See accompanying notes to financial statements.

LUCY’S WATER WORLD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND
PERIOD FROM SEPTEMBER 14, 2011 (INCEPTION) TO APRIL 30, 2012

	Three Months ended April 30, 2012	Six Months ended April 30, 2012	Period from September 14, 2011 (inception) to April 30, 2012
REVENUES	$0	$0	$0

EXPENSES
Professional fees	4,100	4,700	18,470
General and administrative	560	1,633	1,673
TOTAL EXPENSES	4,660	6,333	20,143

LOSS FROM OPERATIONS	(4,660)	(6,333)	(20,143)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(4,660)	$(6,333)	$(20,143)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	51,000,000	51,000,000

See accompanying notes to financial statements.

LUCY’S WATER WORLD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
PERIOD FROM SEPTEMBER 14, 2011 (INCEPTION) TO APRIL 30, 2012

	Common Stock		Additional paid-in capital	Stock subscription receivable	Deficit accumulated during the development stage
	Shares	Amount				Total

Inception, September 14, 2011	0	$0	$0	$0	$0	$0

Founder shares issued at $0.001 per share	50,000,000	50,000	0	(36,201)	-	13,799

Shares issued for cash at $0.01 per share	1,000,000	1,000	9,000	-	-	10,000

Net loss for the period ended October 31, 2011	-	-	-	-	(13,810)	(13,810)

Balance, October 31, 2011	51,000,000	51,000	9,000	(36,201)	(13,810)	9,989

Net loss for the six months ended April 30, 2012	-	-	-	-	(6,333)	(6,333)

Balance, April 30, 2012	51,000,000	$51,000	$9,000	$(36,201)	$(20,143)	$3,656

See accompanying notes to financial statements.

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2012 AND
PERIOD FROM SEPTEMBER 14, 2011 (INCEPTION) TO APRIL 30, 2012

	Six Months ended April 30, 2012	Period from September 14, 2011 (inception) to April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,333)	$(20,143)
Changes in assets and liabilities:
Increase in accrued expenses	600	600
NET CASH USED BY OPERATING ACTIVITIES	(5,733)	(19,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	10,000
Collection of stock subscription receivable	6,000	13,799
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	23,799

NET INCREASE IN CASH	267	4,256

Cash, beginning of period	3,989	0
Cash, end of period	$4,256	$4,256

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Common stock issued to founders for stock subscription receivable recorded as equity	$0	$50,000

See accompanying notes to financial statements.

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Lucy’s Water World, Inc. (‘Lucy’s” or “the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 14, 2011. The Company has a suite of copyrighted swimming programs, "Baby Swimming with Lucy", "Toddler Swimming with Lucy" and "Kids Swimming with Lucy" to teach baby and kids swimming in China initially, and expand internationally. The Company plans to license its copyrighted swimming programs to other swimming schools and business partners. The Company plans to train and qualify swimming teachers to teach baby and kids swimming.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an October 31 fiscal year end.

Cash and Cash Equivalents
Lucy’s considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At April 30, 2012 and October 31, 2011, respectively, the Company had $4,256 and $3,989 of cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents and stock subscriptions receivable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2012.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements
Lucy’s does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – STOCK SUBSCRIPTION RECEIVABLE

An officer of the Company collected the stock subscriptions prior to October 31, 2011 but had not deposited them into the company bank account as of year-end. On November 8, 2011, the remaining $6,000 of investor stock subscriptions was deposited into the company bank account.

Additionally, the founders of the company purchased 50,000,000 shares at $0.001 per share in exchange for a stock subscription receivable of $50,000.  As of April 30, 2012, $13,799 had been collected with the balance of $36,201 remaining as a receivable recorded in equity.

NOTE 3 – COMMON STOCK

The Company has 75,000,000 shares of $0.001 par value common stock authorized.

During the period ended October 31, 2011, the Company issued 1,000,000 shares of common stock at $0.01 per share for total cash proceeds of $10,000.

Additionally, the founders of the company purchased 50,000,000 shares at $0.001 per share in exchange for a stock subscription receivable of $50,000.  As of April 30, 2012 and October 31, 2011, $13,799 had been collected with the balance of $36,201 still outstanding.

At April 30, 2012 and October 31, 2011 there were 51,000,000 shares of common stock issued and outstanding.

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2012

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 5 – INCOME TAXES

As of April 30, 2012, the Company had net operating loss carry forwards of approximately $20,143 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax for the six months ended June 30, 2012 consists of the following:

April 30, 2012
Federal income tax benefit attributable to:
Current operations	$2,153
Less: valuation allowance	(2,153)
Net provision for Federal income taxes	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2012	October 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$6,848	$4,695
Less: valuation allowance	(6,848)	(4,695)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $20,143 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of 20,143 as of April 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2012

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

Introduction

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of LUCY’S WATER WORLD.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements. As used in this Quarterly Report, the terms "we", "us", "our", “Registrant”, and “the Company” mean LUCY’S WATER WORLD

LUCY’S WATER WORLD was incorporated in the State of Nevada on September 14, 2011.

NATURE OF BUSINESS

Lucy’s Water World, Inc. (‘Lucy’s” or “the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 14, 2011.

Products and Services Offered

The Company has a suite of swimming programs, "Baby Swimming with Lucy", "Toddler Swimming with Lucy" and "Kids Swimming with Lucy" to teach baby and kids swimming in China initially, and expand internationally. The Company plans to license and copyright its swimming programs to other swimming schools and business partners. The Company plans to train and qualify swimming teachers to teach baby and kids swimming.
Lucy’s WaterWorld Course Objective
Toddler Course (Age 1-3)
According to Toddler Swimming with Lucy, the course is divided into four (4) levels: Gold fish, Sea horse, Octopus and Frog. Each level has 12 lessons that correspond with 12 different training themes. Each lesson is 40 minute long.
Level-1 Gold fish (12 lessons)
Teach toddler the basic swimming posture, the objective is to teach parents how to use aide correctly to help toddler learn to swim, coordination training throughout the level and Water safety awareness and ability training.
Level-2 Sea horse (12 lessons)
Next level up, improve in coordination and balance, able to use float swim forward, most toddlers are unstable when comes to diving, parent and teacher need more patience and caring to help toddler overcome it. After the toddler has passed this level, it will show a major improvement when comes to independent swimming.
Level-3 Octopus (12 lessons)
Difference in age have different outcomes in according to toddler’s body development. Uniformly, toddler showing total self-confidence in the water, ability to use arms and legs to swim independently, swim longer in distance, ability to finish a difficult task, develop self-rescue awareness ability.

Level-4 Frog (12 lessons)
Increase swimming ability with breathing, able to swim independently in the water, swim longer in distance, learning 2nd swimming posture.

Kids Course (Age 4-8)
According to Kids Swimming with Lucy, the course is divided into six (6) levels: Penguin, Seal, Sea lion, Dolphin, Shark and Sailfish. Each level has 12 lessons that correspond with 12 different training themes. Each lesson is 40 minute long.
Level-1 Penguin (12 lessons)
Water self-confidence training, diving, use float to swim independently, show balance when independent swimming, pool side regulation and fun. Develop safety awareness and ability.
Level-2 Seal (12 lessons)
Swim forward with arms and legs in coordination, improve in movement to swim longer in distance, cardiopulmonary function and endurance training, power and agility training, learning basic competitive skill.
Level-3 Sea lion (12 lessons)
Ability to swim long distance, breath more freely, learning 2nd swimming posture and learning various competitive skills.
Level-4 Dolphin
2nd swimming posture training with facility, learning 3rd swimming posture and other swimming postures in the water.
Level-5 Shark
Rectification of three (3) swimming postures and movement training, swim long distance.
Level-6 Sailfish
swim faster and smoothly, alternating between swimming posture’s, water explosiveness training, comprehensive training.

WHERE YOU CAN FIND US
Lucy’s Water World Inc
No. 39 Shuangyu St, Houshayu, Shunyi District
Arcadia Villa # 707, Beijing, China 101318
Our telephone number is (775-232-1950) and our fax is 775-201-8331.

Our offices are located at:
For service
4790 Caughlin Pkwy, Ste 387
Reno, NV 89519
775-851-7397

Results of Operations for the three and six months ended April 30, 2012 and period from September 14, 2011 (inception) to April 30, 2012

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended April 30, 2012 totaled $4,660 as compared to operating expenses totaling $20,143September 14, 2011 (inception) to April 30, 2012. The increase resulted primarily from professional fees incurred related to our public company filing obligations

Net Loss

Net losses for the three months ended April 30, 2012 were $4,660.  The increase in the net loss is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of April 30, 2012, we had working capital of $4,256
Operating expenses during the three months ended April 30, 2012 totaled $4,660 as compared to operating expenses totaling $20,143September 14, 2011 (inception) to April 30, 2012. The increase resulted primarily from professional fees incurred related to our public company filing obligations
Net cash provided by financing activities during the three months ended April 30, 2012 was $0

No shares were sold and no warrants were exercised during the three months ended April 30, 2012.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash of $4,256. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the six months ended as of April 30, 2012

SHORT TERM

On a short-term basis, we have generated no revenues to cover operations.  However, we will have insufficient revenue to satisfy current and recurring liabilities as we continue to build the business. For short term needs we will be dependent on receipt, if any, of public offering or private placement proceeds.

As noted above, we believe that we do not have sufficient liquidity to satisfy our cash requirements for the next twelve months, which will require us to raise additional external funds through the sale of additional equity or debt securities.  Currently, we have no plans in place for additional capital. In any event, we expect that unless our sales increase significantly, we will need to raise additional funds over the next 12 months to finance the costs of establishing the corporate infrastructure and related expenses, as well as sales and marketing expenses to support our introduction of our brands. The sale of additional equity securities will result in additional dilution to our shareholders. Sale of debt securities could involve substantial operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.  If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial conditions and operating results.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies and Estimates

Our critical accounting policies are as follows:

Derivative Instruments

The Company’s note payable contains terms with constitute a derivative liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 and require bifurcation from the host instrument.  As required by FASB ASC 815, these instruments are required to be measured at fair value in its financial statements.  Changes in the fair value of the derivative liabilities from period to period are charged to derivative income (expense) as incurred.

Recently Issued Accounting Standards

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the year ended December 31, 2009.  There was no impact to the consolidated financial results as this change is disclosure-only in nature. The adoption of SFAS 165 (ASC 855-10) did not have a significant effect on the Company’s financial statements as of that date or through the quarter ended September 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucy’s Water World
(Registrant)

By: /s/ Corey Chiu

Chairman and CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey Chiu	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	September 5, 2012