Form 10-Q/A
period 2012-04-30
LUCY'S WATER WORLD INC
filed 2012-09-25
CIK 1539447

FORM 10-QA

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,000,000 common shares issued and outstanding as of September 24, 2012

PART I
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

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
PERIOD FROM SEPTEMBER 14, 2011 (INCEPTION) TO APRIL 30, 2012

	Common Stock		Additional paid-in	Stock subscription	Deficit accumulated during the development
	Shares	Amount	capital	receivable	stage	Total

Inception, September 14, 2011	0	$0	$0	$0	$0	$0

Founder shares issued at $0.001 per share	50,000,000	50,000	0	(36,201)	-	13,799

Shares issued for cash at $0.01 per share	1,000,000	1,000	9,000	-	-	10,000

Net loss for the period ended October 31, 2011	-	-	-	-	(13,810)	(13,810)

Balance, October 31, 2011	51,000,000	51,000	9,000	(36,201)	(13,810)	9,989

Net loss for the six months ended April 30, 2012	-	-	-	-	(6,333)	(6,333)

Balance, April 30, 2012	51,000,000	$51,000	$9,000	$(36,201)	$(20,143)	$3,656

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

Liquidity and Capital Resources

As of April 30, 2012, we had working capital of $4,256.

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

Signature	Title	Date

/s/ Corey Chiu	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	September 24, 2012