Form 10-Q
period 2012-07-31
LUCY'S WATER WORLD INC
filed 2012-09-25
CIK 1539447

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,000,000 common shares issued and outstanding as of September 21, 2012

PART I
FINANCIAL INFORMATION

LUCY’S WATER WORLD, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JULY 31, 2012

LUCY’S WATER WORLD, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JULY 31, 2012

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JULY 31, 2012 AND OCTOBER 31, 2011

	July 31, 2012	October 31, 2011
ASSETS
Current Assets
Cash and equivalents	$1,316	$3,989
Stock subscription receivable	0	6,000
Total Current Assets	1,316	9,989

TOTAL ASSETS	$1,316	$9,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$600	$0
Due to officer	0	0
Total Liabilities	600	0

Stockholders’ Equity
Common Stock, $.001 par value, 75,000,000 shares authorized, 51,000,000 shares issued and outstanding	51,000	51,000
Additional paid-in capital	9,000	9,000
Stock subscription receivable	(36,201)	(36,201)
Deficit accumulated during the development stage	(23,083)	(13,810)
Total Stockholders’ Equity	716	9,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,316	$9,989

LUCY’S WATER WORLD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
THREE AND NINE MONTHS ENDED JULY 31, 2012 AND
PERIOD FROM SEPTEMBER 14, 2011 (INCEPTION) TO JULY 31, 2012

	Three Months ended July 31, 2012	Nine Months ended July 31, 2012	Period from September 14, 2011 (inception) to July 31, 2012
REVENUES	$0	$0	$0

EXPENSES
Professional fees	0	4,700	18,470
General and administrative	2,940	4,573	4,613
TOTAL EXPENSES	2,940	9,273	23,083

LOSS FROM OPERATIONS	(2,940)	(9,273)	(23,083)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(2,940)	$(9,273)	$(23,083)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	51,000,000	51,000,000

LUCY’S WATER WORLD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
PERIOD FROM SEPTEMBER 14, 2011 (INCEPTION) TO JULY 31, 2012

	Common Stock		Additional paid-in	Stock subscription	Deficit accumulated during the development
	Shares	Amount	capital	receivable	stage	Total

Inception, September 14, 2011	0	$0	$0	$0	$0	$0

Founder shares issued at $0.001 per share	50,000,000	50,000	0	(36,201)	-	13,799

Shares issued for cash at $0.01 per share	1,000,000	1,000	9,000	-	-	10,000

Net loss for the period ended October 31, 2011	-	-	-	-	(13,810)	(13,810)

Balance, October 31, 2011	51,000,000	51,000	9,000	(36,201)	(13,810)	9,989

Net loss for the nine months ended July 31, 2012	-	-	-	-	(9,273)	(9,273)

Balance, July 31, 2012	51,000,000	$51,000	$9,000	$(36,201)	$(23,083)	$716

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
NINE MONTHS ENDED JULY 31, 2012 AND
PERIOD FROM SEPTEMBER 14, 2011 (INCEPTION) TO JULY 31, 2012

	Nine Months ended July 31, 2012	Period from September 14, 2011 (inception) to July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,273)	$(23,083)
Changes in assets and liabilities:
Increase in accrued expenses	600	600
NET CASH USED BY OPERATING ACTIVITIES	(8,673)	(22,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	10,000
Collection of stock subscription receivable	6,000	13,799
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,000	23,799

NET INCREASE IN CASH	(2,673)	1,316

Cash, beginning of period	3,989	0
Cash, end of period	$1,316	$1,316

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Common stock issued to founders for stock subscription receivable recorded as equity	$0	$50,000

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2012

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

Cash and Cash Equivalents
Lucy’s considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At July 31, 2012 and October 31, 2011, respectively, the Company had $1,316 and $3,989 of cash.

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
JULY 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2012.

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

Additionally, the founders of the company purchased 50,000,000 shares at $0.001 per share in exchange for a stock subscription receivable of $50,000.  As of July 31, 2012, $13,799 had been collected with the balance of $36,201 remaining as a receivable recorded in equity.

NOTE 3 – COMMON STOCK

The Company has 75,000,000 shares of $0.001 par value common stock authorized.

During the period ended October 31, 2011, the Company issued 1,000,000 shares of common stock at $0.01 per share for total cash proceeds of $10,000.

Additionally, the founders of the company purchased 50,000,000 shares at $0.001 per share in exchange for a stock subscription receivable of $50,000.  As of July 31, 2012 and October 31, 2011, $13,799 had been collected with the balance of $36,201 still outstanding.

At July 31, 2012 and October 31, 2011 there were 51,000,000 shares of common stock issued and outstanding.

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2012

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

NOTE 5 – INCOME TAXES

As of July 31, 2012, the Company had net operating loss carry forwards of approximately $23,083 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax for the nine months ended July 31, 2012 consists of the following:

July 31, 2012
Federal income tax benefit attributable to:
Current operations	$3,153
Less: valuation allowance	(3,153)
Net provision for Federal income taxes	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2012	October 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$7,848	$4,695
Less: valuation allowance	(7,848)	(4,695)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $23,083 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $23,083 as of July 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2012

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

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

Our offices are located at:
For service
4790 Caughlin Pkwy, Ste 387
Reno, NV 89519
775-851-7397

Results of Operations for the three and nine months ended July 31, 2012 and period from September 14, 2011 (inception) to July 31, 2012

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended July 31, 2012 totaled $2,940 as compared to operating expenses totaling $23,083September 14, 2011 (inception) to July 31, 2012. The increase resulted primarily from professional fees incurred related to our public company filing obligations

Net Loss

Net losses for the three months ended July 31, 2012 were $2,940.  The increase in the net loss is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

As of July 31, 2012, we had working capital of $1,316

Operating expenses during the three months ended July 31, 2012 totaled $2,940 as compared to operating expenses totaling $23,083September 14, 2011 (inception) to July 31, 2012. The increase resulted primarily from professional fees incurred related to our public company filing obligations

Net cash provided by financing activities during the three months ended July 31, 2012 was $0

No shares were sold and no warrants were exercised during the three months ended July 31, 2012.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash of $1,316. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the nine months ended as of July 31, 2012

SHORT TERM

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

Signature	Title	Date

/s/ Corey Chiu	Chairman, President, CEO and CFO, Principal Executive Officer and Principal Accounting Officer	September 21, 2012