Form 10-K
period 2012-10-31
LUCY'S WATER WORLD INC
filed 2013-01-02
CIK 1539447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number:

LUCY’S WATER WORLD, INC.
No. 39 Shuangyu St, Houshayu, Shunyi District
Arcadia Villa # 707, Beijing, China 101318

Nevada	7999	45-354023
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Agent For Service:
18124 Wedge Pkwy, Ste 1050
Reno, NV 89511
Phone: +1 (775) 851-7397
Fax: +1 (775) 201-8331

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There are 51,000,000 common shares issued and outstanding as of December 31, 2012

 Part 1

Item 1.	Business

GENERAL INFORMATION ABOUT OUR COMPANY

We were incorporated in Nevada September 14, 2011and our year end is October 31.

OUR BUSINESS

We were incorporated in the State of Nevada on September 14, 2011 as Lucy’s Water World Inc and our fiscal year end is October 31. Lucy’s Water World, Inc. (‘Lucy’s” or “the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 14, 2011. The Company has a suite of swimming programs, "Baby Swimming with Lucy", "Toddler Swimming with Lucy" and "Kids Swimming with Lucy" to teach baby and kids swimming in China initially, and expand internationally. The Company plans to license and copyright its swimming programs to other swimming schools and business partners such as Beyo, Beyo is a leading infant swimming center provider in China. . The Company plans to train and qualify swimming teachers to teach baby and kids swimming.

WHERE YOU CAN FIND US

Our offices are located at:

Agent for service
LUCY’S WATER WORLD
4790 Caughlin Pkwy, Ste 387
Reno, NV 89519
775-851-7397

DESCRIPTION OF OUR BUSINESS

Lucy’s Water World, Inc. (‘Lucy’s” or “the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 14, 2011.

GENERAL INFORMATION ABOUT OUR COMPANY
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

DISTRIBUTION METHODS

The programs are sold as packages of 12 lessons for $568 or 24 Lessons for $1,136 or 36 lessons for $1,704 and all fees are pre-paid. The company will also have a “referral fee” for those current clients of LWW who refer new clients. The fee will consist of an 8% discount or one free lesson for their next season.

The company has no products for distribution

STATUS OF ANY PUBLICLY ANNOUNCED SERVICES

None at this time

COMPETITION

Significant competition in the instruction market for children could force us to reduce prices or lose market share. We will compete directly with other instructional programs and indirectly with all other types of recreational facilities and forms of entertainment. All of these industries and the companies therein compete for the public's limited leisure time and limited disposable income. To compete successfully, we may be required to reduce prices, increase our operating costs or take other measures that could have an adverse effect on our financial condition, results of operations, margins and cash flow. Certain of our existing competitors and potential competitors are larger and have substantially greater financial, marketing and other resources than we do.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We currently do not have any customer or signed any sales contracts with our potential customers.

PATENTS AND TRADEMARKS

The Company currently has no registered patents or trademarks.

GOVERNMENT AND INDUSTRY REGULATION

None at this time

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company currently has no research and development activities

ENVIRONMENTAL LAWS

Company operations currently have no material effect on the environment.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of October 31, 2012, the Company has 5 full time employees. Four of these employees are qualified swimming teachers and have full certification to teach swimming in China. The Company expects to hire more swimming teachers in coming months, certified swimming coach and a certified life guard

Item 2

DESCRIPTION OF PROPERTY

No. 39，Shuangyu St，Houshayu，Shunyi District，Arcadia Villa #707，Beijing，China 101318
The property is owned by Xu Liang（founder）This office space is provided by management at no cost and there is no written agreement or lease.

Item 3

LEGAL PROCEEDINGS

There are no lawsuits filed or pending against the Company by others, and no lawsuits filed or pending against others by the Company.  There are no contingencies, sureties or guaranties in existence.

Item 4.	Mine Safety Disclosures

None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

As of October 31, 2012, the Company has a total of 34 shareholders.   Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol LWWA.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

Currently, we have 34 holders of record of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

STOCK ISSUED FOR CASH
 Security holders acquired their shares by purchase exempt from registration under Regulation S of the 1933 Act.
The Company has 75,000,000 shares of $0.001 par value common stock authorized. During the period ended October 31, 2012, the Company issued 1,000,000 shares of common stock at $0.01 per share for total cash proceeds of $10,000.

Additionally, the founders of the company purchased 50,000,000 shares at $0.001 per share in exchange for a stock subscription receivable of $50,000. As of January 31, 2012, $13,799 had been collected with the balance of $36,201 still outstanding. As of December 31, 2012 there were 51,000,000 shares of common stock issued and outstanding.

During the period ended October 31, 2012, the Company issued 1,000,000 shares of common stock at $0.01 per share for total cash proceeds of $10,000.

As of October 31, 2012 there were 51,000,000 shares of common stock issued and outstanding.

We relied upon Regulation S of the Securities Act of 1933, as amended for the above issuances to non US citizens or residents.

We believed that Regulation S was available because:

●	None of these issuances involved underwriters, underwriting discounts or commissions;
●	We placed Regulation S required restrictive legends on all certificates issued;
●	No offers or sales of stock under the Regulation S offering were made to persons in the United States;
●	No direct selling efforts of the Regulation S offering were made in the United States.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

●	Access to all our books and records.
●	Access to all material contracts and documents relating to our operations.
●	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of October 31, 2012.

Item 6.	Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

OVERVIEW/BUSINESS OF ISSUER/ PLAN OF OPERATION

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011 AND FROM INCEPTION TO OCTOBER 31, 2012

The Company has incurred losses in the years ended October 2012 and 2011 in the amounts of $30,821 and $13,810, respectively, and losses since inception of $44,631 as of October 31, 2012. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

LIQUIDITY

We have cash at October 31, 2012 of $18,644. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations.  We have secured no sources of loans. We had no revenues during the year ended October 31, 2012.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $44,631 as of October 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position the company so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2012, there were no off balance sheet arrangements.

Item 7.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to disclose this item.

Item 8.	Financial Statements and Supplementary Data

LUCY’S WATER WORLD, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

OCTOBER 31, 2012

LUCY’S WATER WORLD, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

OCTOBER 31, 2012

Report of Independent Registered Public Accounting Firm	F - 1

Balance Sheets as of October 31, 2012 and 2011	F - 2

Statements of Operations for the periods ended
October 31, 2012 and 2011 and for the period from
September 14, 2011 (Date of Inception) to October 31, 2012	F - 3

Statement of Stockholders’ Equity as of October 31, 2012	F - 4

Statements of Cash Flows for the periods ended
October 31, 2012 and 2011 and for the period from
September 14, 2011 (Date of Inception) to October 31, 2012	F - 5

Notes to Financial Statements	F - 6 – F - 9

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080 Fax (248) 281-0940 30600 Telegraph Road, Suite 2175 Bingham Farms, MI 48025-4586 www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Lucy’s Water World, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Lucy’s Water World, Inc., as of October 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended and for the period from September 14, 2011 (date of inception) to October 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lucy’s Water World, Inc., as of October 31, 2012 and 2011 and the results of its operations and cash flows for the periods then ended and for the period from September 14, 2011 (date of inception) to October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has minimal working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan

December 20, 2012

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

AS OF OCTOBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and equivalents	$18,644	$3,989
Prepaid expenses	875	0
Stock subscription receivable	0	6,000
Total Current Assets	19,519	9,989

TOTAL ASSETS	$19,519	$9,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$4,150	$0
Total Liabilities	4,150	0

Stockholders’ Equity
Common Stock, $.001 par value, 75,000,000 shares authorized, 51,000,000 shares issued and outstanding	51,000	51,000
Additional paid-in capital	9,000	9,000
Stock subscription receivable	0	(36,201)
Deficit accumulated during the development stage	(44,631)	(13,810)
Total Stockholders’ Equity	15,369	9,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,519	$9,989

See accompanying notes to financial statements.

LUCY’S WATER WORLD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED OCTOBER 31, 2012 AND 2011

FOR THE PERIOD FROM SEPTEMBER 14, 2011 (INCEPTION) TO OCTOBER 31, 2012
	Year ended October 31, 2012	Period from September 14, 2011 (Inception) to October 31, 2011	Period from September 14, 2011 (Inception) to October 31, 2012

REVENUES	$0	$0	$0

EXPENSES
Professional fees	5,350	3,770	9,120
Consulting	17,625	10,000	27,625
Filing fees	7,578	0	7,578
General and administrative	268	40	308
TOTAL EXPENSES	30,821	13,810	44,631

LOSS FROM OPERATIONS	(30,821)	(13,810)	(44,631)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(30,821)	$(13,810)	$(44,631)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	51,000,000	1,598,333

See accompanying notes to financial statements.

LUCY’S WATER WORLD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM SEPTEMBER 14, 2011 (INCEPTION) TO OCTOBER 31, 2012

	Common Stock		Additional paid-in	Stock subscription	Deficit accumulated during the development
	Shares	Amount	capital	receivable	stage	Total

Inception, September 14, 2011	0	$0	$0	$0	$0	$0

Founder shares issued at $0.001 per share	50,000,000	50,000	0	(36,201)	-	13,799

Shares issued for cash at $0.01 per share	1,000,000	1,000	9,000	-	-	10,000

Net loss for the period ended October 31, 2011	-	-	-	-	(13,810)	(13,810)

Balance, October 31, 2011	51,000,000	51,000	9,000	(36,201)	(13,810)	9,989

Collection of subscription receivable	-	-	-	36,201	-	36,201

Net loss for the year ended October 31, 2012	-	-	-	-	(30,821)	(30,821)

Balance, October 31, 2012	51,000,000	$51,000	$9,000	$0	$(44,631)	$15,369

See accompanying notes to financial statements.

LUCY’S WATER WORLD, INC.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED OCTOBER 31, 2012 AND 2011

FOR THE PERIOD FROM SEPTEMBER 14, 2011 (INCEPTION) TO OCTOBER 31, 2012

	Year ended October 31, 2012	Period from September 14, 2011 (Inception) to October 31, 2011	Period from September 14, 2011 (Inception) to October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(30,821)	$(13,810)	$(44,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) in prepaid expenses	(875)	0	(875)
(Increase) decrease in stock subscription receivable	6,000	(6,000)	0
Increase in accrued expenses	4,150	0	4,150
Net Cash Used by Operating Activities	(21,546)	(19,810)	(41,356)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	10,000	10,000
Collection of stock subscription receivable	36,201	13,799	50,000
Net Cash Provided by Financing Activities	36,201	23,799	60,000

NET INCREASE IN CASH	14,655	3,989	18,644

Cash, beginning of period	3,989	0	0
Cash, end of period	$18,644	$3,989	$18,644

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Common stock issued to founders for stock subscription receivable recorded as equity	$0	$50,000	$50,000

See accompanying notes to financial statements.

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Cash and Cash Equivalents

Lucy’s considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At October 31, 2012 and 2011, the Company had $18,644 and $3,989 of cash, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, stock subscriptions receivable and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

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

Additionally, the founders of the company purchased 50,000,000 shares at $0.001 per share in exchange for a stock subscription receivable of $50,000.  As of October 31, 2011, $13,799 had been collected with the balance of $36,201 remaining as a receivable recorded in equity.  The remaining balance of $36,201 was collected during the year ended October 31, 2012.  The balance of the stock subscription receivable was $0 as of October 31, 2012.

NOTE 3 – COMMON STOCK

The Company has 75,000,000 shares of $0.001 par value common stock authorized.

During the period ended October 31, 2011, the Company issued 1,000,000 shares of common stock at $0.01 per share for total cash proceeds of $10,000. Additionally, the founders of the company purchased 50,000,000 shares at $0.001 per share in exchange for a stock subscription receivable of $50,000.  As of October 31, 2011, $13,799 had been collected with the balance of $36,201 still outstanding. The remaining balance of $36,201 was collected during the year ended October 31, 2012.

There were no additional shares of common stock issued during the year ended October 31, 2012. As of October 31, 2012 and 2011, there were 51,000,000 shares of common stock issued and outstanding.

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

NOTE 5 – INCOME TAXES

As of October 31, 2012, the Company had net operating loss carry forwards of approximately $44,631 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended October 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current Operations	$10,479	$4,695
Less: valuation allowance	(10,479)	(4,695)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31, 2012 and 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$15,174	$4,695
Less: valuation allowance	(15,174)	(4,695)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $44,631 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $44,631 as of October 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending October 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G  of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.  We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

OFFICERS AND KEY PERSONNEL OF THE COMPANY

The address of each executive officer and director is c/o:	LUCY’S WATER WORLD
4790 Caughlin Pkwy, Ste 387 Reno, NV 89519

Corey Chiu 43	President/CEO
2010/8 to Present	Executive Director, Beijing Aqua Lucy Technology Ltd. Co.
2006/8 to 2009/4	Vice President of Business Development for Asia, NeoMedia Technologies, Inc.
2003/9 to 2006/8	Vice President, Beijing Ray Network Technology Ltd. Co.

Corey Chiu founded Beijing Aqua Lucy Technology Ltd. Co. in August of 2010 with Lucy Xu to provide a comprehensive swimming program and to bring latest swimming teaching for baby & kids to China. Corey serves as Executive Director managing all aspects of business development, strategic planning and finance for the start-up. Corey has more than 20 years of management experience in operating a profit center for Multinational Corporations  Prior to founding Beijing Aqua Lucy Technology, Corey was the Vice President of Business Development for Asia at NeoMedia Technologies, a U.S. public listed mobile software company. Corey has also held various management positions as President and Vice President for Beijing Ray Wireless, Farstone Technology, Rainbow Technology (Taiwan) Inc., mainly in the software and telecom services industry. Corey received B.S. in Finance from Arizona State University.

Liang Xu (Lucy Xu) 32 General Manager, Director Qualifications:

▪	National Second-Class Athlete

▪	National Junior-Level Swimming Coach

▪	National Junior-Level Lifeguard

▪	STA (Swimming Teachers’ Association) Member

▪	STA (Swimming Teachers’ Association) Lifeguard

▪	STA (Swimming Teachers’ Association) Baby & Pre-School Swimming Teacher

Profile:

▪
Founded Beijing Aqua Lucy Technology to provide a comprehensive swimming program to baby & kids in China. Lucy serves as General Manager & Head Coach for the company and responsible for the daily operation and customer relations.

▪
Lucy begin swimming at age of 6, received training from the state sports school at age of 7, participated in many Liaoning Province swimming competitions and received top-ranking results. In August of 2009, Lucy completed a formal training from the STA and received certifications for Lifesaving & Pool Safety and Swimming Teaching for baby & Pre-School.

▪
Lucy is a mother of a 3-year old girl and knows perfectly well how to communicate with children, with her wealth of experience in swimming teaching and coaching which it has helped develop the program a huge success.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.	Executive Compensation

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of change of ownership of our common stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

EXECUTIVE COMPENSATION

We do not currently compensate our Officers and Directors, as outlined in this document. We do not currently offer benefits, such as health or life insurance.

SUMMARY COMPENSATION

At this time there is no compensation being offered to any of the Officers/Directors

STOCK AND OPTION AWARDS

There have been no stock options or awards other than the original “founders” stock, which was issued for services to the founders.

DIRECTORS’ COMPENSATION

Directors are not compensated.

EMPLOYMENT CONTRACTS AND OFFICERS’ COMPENSATION

There are no employment agreements

INCENTIVE STOCK OPTION PLAN AND INCENTIVE STOCK OPTION AGREEMENT

None at this time

LONG-TERM INCENTIVE PLAN (“LTIP”) AWARDS

None at this time

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this filing, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The officers and directors currently own 50,000,000 common shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Beneficial Owner Officer/Directors (1)	Percent of Voting Shares Owned	Number of Common Shares Owned (2)
Corey Chiu sole officer and director	58.8%	30,000,000
Liang Xu	39.2	20,000,000
Total Shares Outstanding		51,000,000
Total Shares Authorized		75,000,000
Total Shares owned by Officers and Directors		50,000,000

The address of each executive officer and director is c/o the Company.

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2) The aggregate amount of shares issued by the Company and outstanding is 51, 000,000

Narrative Disclosure to Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None

Item 14.	Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements and quarterly financial statement reviews for the periods ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$6,300	$0	$0	$0
2011	$3,750	$0	$0	$0

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8).

(b)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 January 12, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, in the City of Reno, State of Nevada on December 31, 2012

LUCY’S WATER WORLD
(Registrant)

By: /s/ Corey Chiu	December 31, 2012
CEO, President and Principle Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

By: /s/ Corey Chiu	December 31, 2012
CEO

By: /s/ Corey Chiu	December 31, 2012
President

By: /s/ Corey Chiu	December 31, 2012
Principle Executive Officer

By: /s/ Corey Chiu	December 31, 2012
CFO

By: /s/ Corey Chiu	December 31, 2012
Principle Accounting Officer