Form 10-Q
period 2013-01-31
LUCY'S WATER WORLD INC
filed 2013-02-27
CIK 1539447

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2013

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
FINANCIAL INFORMATION

LUCY’S WATER WORLD, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JANUARY 31, 2013

LUCY’S WATER WORLD, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JANUARY 31, 2013

Balance Sheets as of January 31, 2013 and October 31, 2012 (unaudited)	F- 1

Statements of Operations for the three months ended January 31, 2013 and 2012 and the period from September 14, 2011 (Date of Inception) to January 31, 2013 (unaudited)	F- 2

Statement of Stockholders’ Equity as of January 31, 2013 (unaudited)	F- 3

Statements of Cash Flows for the three months ended January 31, 2013 and 2012 and for the period from September 14, 2011 (Date of Inception) to January 31, 2013 (unaudited)	F- 4

Notes to the Financial Statements	F-5 to F-8

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JANUARY 31, 2013 AND OCTOBER 31, 2012

	January 31 2013	October 31 2012
ASSETS
Current Assets
Cash and equivalents	$13,994	$18,644
Prepaid expenses	875	875
Stock subscription receivable	0	0
Total Current Assets	14,869	19,519

TOTAL ASSETS	$14,869	$19,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$1,797	$4,150
Total Liabilities	1,797	4,150

Stockholders’ Equity
Common Stock, $.001 par value, 75,000,000 shares authorized, 51,000,000 shares issued and outstanding	51,000	51,000
Additional paid-in capital	9,000	9,000
Stock subscription receivable	0	0
Deficit accumulated during the development stage	(46,928)	(44,631)
Total Stockholders’ Equity	13,072	15,369

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,869	$19,519

See accompanying notes to financial statements.

LUCY’S WATER WORLD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012 AND
FOR THE PERIOD FROM SEPTEMBER 14, 2011 (INCEPTION) TO JANUARY 31, 2013

	Three Months ended January 31, 2013	Three Months ended January 31, 2012	Period from September 14, 2011 (Inception) to January 31, 2013

REVENUES	$0	$0	$0

EXPENSES
Professional fees	750	600	9,870
Consulting	0	0	27,625
Filing fees	1,047	0	8,625
General and administrative	500	1,173	808
TOTAL EXPENSES	2,297	1,773	46,928

LOSS FROM OPERATIONS	(2,297)	(1,773)	(46,928)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(2,297)	$(1,773)	$(46,928)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	51,000,000	51,000,000

See accompanying notes to financial statements.

LUCY’S WATER WORLD, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD FROM SEPTEMBER 14, 2011 (INCEPTION) TO JANUARY 31, 2013

	Common Stock		Additional paid-in	Stock subscription	Deficit accumulated during the development
	Shares	Amount	capital	receivable	stage	Total

Inception, September 14, 2011	0	$0	$0	$0	$0	$0

Founder shares issued at $0.001 per share	50,000,000	50,000	0	(36,201)	-	13,799

Shares issued for cash at $0.01 per share	1,000,000	1,000	9,000	-	-	10,000

Net loss for the period ended October 31, 2011	-	-	-	-	(13,810)	(13,810)

Balance, October 31, 2011	51,000,000	51,000	9,000	(36,201)	(13,810)	9,989

Collection of subscription receivable	-	-	-	36,201	-	36,201

Net loss for the year ended October 31, 2012	-	-	-	-	(30,821)	(30,821)

Balance, October 31, 2012	51,000,000	51,000	9,000	0	(44,631)	15,369
Net loss for the three months ended January 31, 2013	-	-	-	-	(2,297)	(2,297)
Balance, January 31, 2013	51,000,000	$51,000	$9,000	$0	$(46,928)	$13,072

See accompanying notes to financial statements.

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012 AND
FOR THE PERIOD FROM SEPTEMBER 14, 2011 (INCEPTION) TO JANUARY 31, 2013

	Three Months ended January 31, 2013	Three Months ended January 31, 2012	Period from September 14, 2011 (Inception) to January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,297)	$(1,773)	$(46,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) in prepaid expenses	0	0	(875)
(Increase) decrease in stock subscription receivable	0	0	0
Increase (decrease) in accrued expenses	(2,353)	739	1,797
Net Cash Used by Operating Activities	(4,650)	(1,034)	(46,006)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	10,000
Collection of stock subscription receivable	0	6,000	50,000
Net Cash Provided by Financing Activities	0	6,000	60,000

NET INCREASE (DECREASE) IN CASH	(4,650)	4,966	13,994

Cash, beginning of period	18,644	3,989	0
Cash, end of period	$13,994	$8,955	$13,994

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING DISCLOSURES:
Common stock issued to founders for stock subscription receivable recorded as equity	$0	$0	$50,000

See accompanying notes to financial statements.

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013

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

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an October 31 year end.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Cash and Cash Equivalents
Lucy’s considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At January 31, 2013 and October 31, 2012, the Company had $13,994 and $18,644 of cash, respectively.

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
JANUARY 31, 2013

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

Additionally, the founders of the company purchased 50,000,000 shares at $0.001 per share in exchange for a stock subscription receivable of $50,000.  As of October 31, 2011, $13,799 had been collected with the balance of $36,201 remaining as a receivable recorded in equity.  The remaining balance of $36,201 was collected during the year ended October 31, 2012.  The balance of the stock subscription receivable was $0 as of January 31, 2013 and October 31, 2012.

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

There were no additional shares of common stock issued during the three months ended January 31, 2013. As of January 31, 2013, there were 51,000,000 shares of common stock issued and outstanding.

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013

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

NOTE 5 – INCOME TAXES

As of January 31, 2013, the Company had net operating loss carry forwards of approximately $46,928 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended January 31, 2013 and 2012:

	January 31, 2013	January 31, 2012
Federal income tax benefit attributable to:
Current Operations	$781	$5,298
Less: valuation allowance	(781)	(5,298)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31, 2013 and October 31, 2012:

	January 31, 2013	October 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$15,995	$15,174
Less: valuation allowance	(15,995)	(15,174)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $46,928 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $46,928 as of January 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

LUCY’S WATER WORLD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our offices are located at:
For service
18124 Wedge Pkwy, Ste 1050
Reno, NV 895111
775-851-7397

Results of Operations for the three months ended January 31, 2013 and 2012 and the period from September 14, 2011 (inception) to January 31, 2013 (unaudited)

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended January 31, 2013 totaled $2,297 as compared to operating expenses totaling $46,298 September 14, 2011 (inception) to January 31, 2013. The increase resulted primarily from professional fees incurred related to our public company filing obligations

Net Loss

Net losses for the three months ended January 31, 2013 were $2,297.  The increase in the net loss is primarily due to an increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

At January 31, 2013 and October 31, 2012, the Company had $13,994 and $18,644 of cash, respectively.

Operating expenses during the three months ended January 31, 2013 totaled $2,297 as compared to operating expenses totaling $46,298 September 14, 2011 (inception) to January 31, 2013. The increase resulted primarily from professional fees incurred related to our public company filing obligations

Net cash provided by financing activities during the three months ended January 31, 2013 was $0

No shares were sold and no warrants were exercised during the three months ended January 31, 2013.

We have not yet recognized revenues from our operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We have current assets, including cash of $14,869. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans. We had negative cash flow from operations and no revenues during the three months ended as of January 31, 2013

SHORT TERM

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

Signature	Title	Date

/s/ Corey Chiu	Chairman, President, CEO and CFO, Principal Executive Officer and	February 25, 2013
Principal Accounting Officer